Form 10-Q
period 2011-03-31
SMSA SHREVEPORT ACQUISITION CORP
filed 2011-05-11
CIK 1501643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _____________

Commission File Number: 0-54169

SMSA Shreveport Acquisition Corp.
(Exact name of registrant as specified in its charter)
Nevada	27-3462958
(State of incorporation)	(IRS Employer ID Number)
174 FM 1830, Argyle, TX 76226
(Address of principal executive offices)

(972) 233-0300
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
YES ☒  NO ☐

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:May 10, 2011: 525,034

Transitional Small Business Disclosure Format (check one):       YES ☐ NO ☒

SMSA Shreveport Acquisition Corp.

Form 10-Q for the Quarter ended March 31, 2011

Part I - Financial Information
Item 1 - Financial Statements

SMSA Shreveport Acquisition Corp.
(a development stage company)
Balance Sheets
March 31, 2011 and December 31, 2010

	(Unaudited)	(Audited)
	March 31,	December 31,
	2011	2010
ASSETS
Current Assets
Cash on hand and in bank	$-	$-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable - trade	$-	$-

Total Liabilities	-	-

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value
10,000,000 shares authorized.
None issued and outstanding	-	-
Common stock - $0.001 par value.
100,000,000 shares authorized.
525,034 shares issued and outstanding	525	525
Additional paid-in capital	18,184	11,882
Deficit accumulated during the development stage	(18,709)	(12,407)

Total Stockholders' Equity (Deficit)	-	-

Total Liabilities and Stockholders’ Equity (Deficit)	$-	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

SMSA Shreveport Acquisition Corp.
(a development stage company)
Statements of Operations and Comprehensive Loss
Three months ended March 31, 2011 and 2010 and
Period from August 1, 2007 (date of bankruptcy settlement) through March 31, 2011

(Unaudited)

			Period from
			August 1, 2007
			(date of
			bankruptcy
	Three months	Three months	settlement)
	ended	ended	through
	March 31,	March 31,	March 31,
	2011	2010	2011

Revenues	$-	$-	$-

Operating expenses
Reorganization costs	-	-	2,874
Professional fees	5,213	-	12,903
Other general and administrative costs	1,089	-	2,932

Total operating expenses	6,302	-	18,709

Loss from operations	(6,302)	-	(18,709)

Provision for income taxes	-	-	-

Net Income (Loss)	(6,302)	-	(18,709)

Other comprehensive income	-	-	-

Comprehensive Income (Loss)	$(6,302)	$-	$(18,709)

Loss per weighted-average share
of common stock outstanding,
computed on net loss - basic
and fully diluted	$(0.01)	$(0.00)	$(0.04)

Weighted-average number of shares
of common stock outstanding -
basic and fully diluted	525,034	525,034	525,034

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

SMSA Shreveport Acquisition Corp.
(a development stage company)
Statement of Cash Flows
Three months ended March 31, 2011 and 2010 and
Period from August 1, 2007 (date of bankruptcy settlement) through March 31, 2011

(Unaudited)

			Period from
			August 1, 2007
			(date of
			bankruptcy
	Three months	Three months	settlement)
	ended	ended	through
	March 31,	March 31,	March 31,
	2011	2010	2011

Cash Flows from Operating Activities
Net income (loss) for the period	$(6,302)	$-	$(18,709)
Adjustments to reconcile net loss
to net cash provided by
operating activities
Depreciation	-	-	-
Increase (Decrease) in
Accounts payable	-	-	-

Net cash provided by operating activities	(6,302)	-	(18,709)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Cash funded from bankruptcy trust	-	-	1,000
Working capital contributed by controlling stockholder	6,302	-	17,709

Net cash provided by financing activities	6,302	-	18,709

Increase in Cash	-	-	-

Cash at beginning of period	-	-	-

Cash at end of period	$-	$-	$-

Supplemental Disclosure of
Interest and Income Taxes Paid
Interest paid during the period	$-	$-	$-
Income taxes paid during the period	$-	$-	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

SMSA Shreveport Acquisition Corp.
(a development stage company)
Notes to Financial Statements
March 31, 2011 and December 31, 2010

Note A - Background and Description of Business

SMSA Shreveport Acquisition Corp. (“Company”) was organized on May 3, 2010 as a Nevada corporation to effect the reincorporation of Senior Management Services of Shreveport, LLC, a Texas limited liability company, mandated by the plan of reorganization discussed below.

The Company’s emergence from Chapter 11 of Title 11 of the United States Code on August 1, 2007 created the combination of a change in majority ownership and voting control - that is, loss of control by the then-existing stockholders, a court-approved reorganization, and a reliable measure of the entity’s fair value - resulting in a fresh start, creating, in substance, a new reporting entity.  Accordingly, the Company, post bankruptcy, has no significant assets, liabilities or operating activities.  Therefore, the Company, as a new reporting entity, qualifies as a “development stage enterprise” as defined in Development Stage Entities topic of the FASB Accounting Standards Codification and as a shell company as defined in Rule 405 under the Securities Act of 1933, (“Securities Act”), and Rule 12b-2 under the Securities Exchange Act of 1934, (“Exchange Act”).

In accordance with the confirmed plan of reorganization, our current business plan is to seek to identify a privately-held operating company desiring to become a publicly held company by merging with the Company through a reverse merger or acquisition.

Note B - Reorganization Under Chapter 11 of the U. S. Bankruptcy Code

On January 17, 2007, Senior Management Services of Shreveport, LLC and its affiliated companies (“SMS Companies or Debtors”) filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code.  During the three years prior to filing the reorganization petition, SMS Companies operated a chain of skilled nursing homes, located principally in Texas, which prior to the bankruptcy proceedings consisted of a total of 14 separate nursing facilities, ranging in size from approximately 114 beds to 325 beds.  In the aggregate, SMS Companies provided care to approximately 1,600 resident patients and employed over 1,400 employees.  A significant portion of the SMS Companies cash flow was provided by patients covered by Medicare and Medicaid.  The SMS Companies facilities provided round-the-clock care for the health, well-being, safety and medical needs of its patients.  The administrative and operational oversight of the nursing facilities was provided by an affiliated management company located in Arlington, Texas.  In 2005, SMS Companies obtained a secured credit facility from a financial institution.  The credit facility eventually was comprised of an $8.3 million term loan and a revolving loan of up to $15 million which was utilized for working capital and to finance the purchase of the real  property on which 2 of its nursing care facilities operated.  By late 2006, SMS Companies were in an "overadvance" position, whereby the amount of funds extended by the lender exceeded the amount of collateral eligible to be borrowed under the credit facility.  Beginning in September 2006, SMS Companies entered into the first of a series of forbearance agreements whereby the lender agreed to forebear from declaring the financing in default provided SMS Companies obtained a commitment from a new lender to refinance and restructure the credit  facility.  SMS Companies were unsuccessful in obtaining a commitment from a new lender and, on January 5, 2007, the lender declared SMS Companies in default and commenced foreclosure and collection proceedings.  On January 9, 2007, the lender agreed to provide an additional $1.7 million to fund payroll and permit a controlled transaction to bankruptcy.  Subsequently, on January 17, 2007, the SMS Companies filed a petition for reorganization under Chapter 11 of the Bankruptcy Code.

Under Chapter 11, certain claims against the Debtors in existence prior to the filing of the petitions for relief under Federal Bankruptcy Laws are stayed while the Debtors continue to operate their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.  These claims were reflected in the predecessor company’s balance sheets as “Liabilities Subject to Compromise” through the settlement date.  Additional claims (liabilities subject to compromise) may arise subsequent to the petition date resulting from the rejection of executory contracts, including leases, and from the determination of the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts.

SMSA Shreveport Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
March 31, 2011 and December 31, 2010

Note B - Reorganization Under Chapter 11 of the U. S. Bankruptcy Code - Continued

The First Amended, Modified Chapter 11 Plan, (the Plan) as presented by SMS Companies and their creditors was approved by the United States Bankruptcy Court, Northern District of Texas - Dallas Division on August 1, 2007.  The Plan, which contemplates the Company entering into a reverse merger transaction, provided that certain identified claimants as well as unsecured creditors, in accordance with the allocation provisions of the Plan of Reorganization, and the Company’s new controlling stockholder would receive “new” shares of the Company’s post-reorganization common stock, pursuant to Section 1145(a) of the Bankruptcy Code (Plan Shares).  As a result of the Plan’s approval, all liens, security interests, encumbrances and other interests, as defined in the Plan of Reorganization, attach to the creditor’s trust.  Specific injunctions prohibit any of these claims from being asserted against the Company prior to the contemplated reverse merger.

All assets, liabilities and other claims, including “Allowed Administrative Claims” which arise in the processing of the bankruptcy proceedings, against the Company and it’s affiliated entities were combined into a single creditor’s trust for the purpose of distribution of funds to creditors.  Each of the individual SMS Companies entities otherwise remained separate corporate entities.  From the commencement of the bankruptcy proceedings through August 1, 2007 (the confirmation date of the plan of reorganization), all secured claims and/or administrative claims during this period were satisfied through either direct payment or negotiation.

Pursuant to the Plan, the pre-confirmation unsecured creditors of Senior Management Services of Shreveport, LLC (our predecessor company) agreed to accept Plan Shares in SMSA Shreveport Acquisition Corp., as reorganized, in lieu of asserting recovery of their claims against the Plan’s liquidating trust.  As previously discussed, the confirmation order provided for an injunction protecting us from the claims of the pre-confirmation unsecured creditors while the Company pursues a business combination with an operating business.  If the Company does not consummate a business combination prior to May 10, 2012, the issued Plan Shares will be deemed canceled, the Company will file dissolution documents with the State of Nevada and will cease to exist.  Accordingly, the discharge provided in the Plan to the Company will not be effective.  In such event, the pre-confirmation unsecured creditors could attempt to assert their pre-confirmation claims against us and the Plan liquidating trust.  However, since the Plan did not contemplate, anticipate or provide that the Company would accumulate any assets prior to a business combination, the Company will have no assets against which pre-confirmation creditors could assert their claims upon our dissolution.  Further, the Plan did not provide for the retention of any assets or funds in the Plan’s liquidating trust to pay the pre-confirmation unsecured creditors if the Company failed to timely consummate a business combination.  Therefore, it is very unlikely that the pre-confirmation unsecured creditors would be able to recover any portion of their pre-confirmation claims. The Company’s management is of the opinion, with which our auditor concurs, that no contingent liabilities exist subsequent to August 1, 2007(date of bankruptcy settlement).
The Company’s Plan of Reorganization was confirmed by the Bankruptcy Court on August 1, 2007 and became effective on August 10, 2007.  It was determined that SMSA Shreveport Acquisition Corp’s reorganization value computed immediately before August 1, 2007, the confirmation date of the Plan of Reorganization, was approximately $1,000, which consisted of the following:

Current assets to be transferred to the post-confirmation entity	$1,000
Fair market value of property and equipment	-
Deposits with vendors and other assets transferred
to the post-confirmation entity	-

Reorganization value	$1,000

(Remainder of this page left blank intentionally)

SMSA Shreveport Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
March 31, 2011 and December 31, 2010

Note B - Reorganization Under Chapter 11 of the U. S. Bankruptcy Code - Continued

Pursuant to the Plan of Reorganization, all of the operations of the Company were transferred to a combined creditor’s trust and, as approved by the Bankruptcy Court, a completely new entity was formed for purposes of completing the aforementioned reverse merger transaction.  The Company adopted fresh-start reporting because the holders of existing voting shares immediately before filing and confirmation of the Plan received less than 50.0% of the voting shares of the emerging entity and its reorganization value is not greater than its postpetition liabilities and allowed claims, as shown below:

Postpetition current liabilities	$-
Liabilities deferred pursuant to Chapter 11 proceeding	-
“New” common stock issued upon reorganization	1,000

Total postpetition liabilities and allowed claims	1,000
Reorganization value	(1,000)

Excess of liabilities over reorganization value	$-

The reorganization value of SMSA Shreveport Acquisition Corp. was determined in consideration of several factors and by reliance on various valuation methods, including discounting cash flow and price/earnings and other applicable ratios.  The factors considered by SMSA Shreveport Acquisition Corp. included the following:

·	Forecasted operating and cash flows results which gave effect to the estimated impact of
-	Corporate restructuring and other operating program changes
-	Limitations on the use of available net operating loss carryforwards and other tax attributes resulting from the Plan of Reorganization and other events
·	The discounted residual value at the end of the forecast period based on capitalized cash flows for the last year of that period.
·	Market share and position
·	Competition and general economic conditions
·	Projected sales growth
·	Potential profitability
·	Seasonality and working capital requirements

After consideration of SMSA Shreveport Acquisition Corp.’s debt capacity and other capital structure considerations, such as industry norms, projected earnings to fixed charges, projected earnings before interest and projected free cash flow to debt service and other applicable ratios, management determined that SMSA Shreveport Acquisition Corp.’s reorganization capital structure should be as follows:

Common Stock (525,034 “new” shares to be issued at $0.001 par value)	$525
Additional paid-in capital	475

Total reorganized capital structure	$1,000

As previously discussed, the cancellation of all existing shares outstanding at the date of the bankruptcy filing and the issuance of all “new” shares of the reorganized entity caused an issuance of shares of common stock and a related change of control of the Company with more than 50.0% of the “new” shares being held by persons and/or entities which were not pre-bankruptcy stockholders.  Accordingly, per the Reorganization topic of the FASB Accounting Standards Codification (Reorganization topic), the Company adopted “fresh-start” accounting as of the bankruptcy discharge date whereby all continuing assets and liabilities of the Company were restated to the fair market value.  The Reorganization topic further states that fresh start financial statements prepared by entities emerging from bankruptcy will not be comparable with those prepared before their plans were confirmed because they are, in fact, those of a new entity.  For accounting purposes, the Company adopted fresh start accounting in accordance with the Reorganization topic as of August 1, 2007, the confirmation date of the Plan.

SMSA Shreveport Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
March 31, 2011 and December 31, 2010

Note B - Reorganization Under Chapter 11 of the U. S. Bankruptcy Code - Continued

As of August 1, 2007, in accordance with the Plan of Reorganization, the only asset of the Company was approximately $1,000 in cash transferred from the bankruptcy creditor’s trust.

Note C - Preparation of Financial Statements

The Company follows the accrual basis of accounting in accordance with generally accepted accounting principles and has established a year-end for accounting purposes of December 31.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud.  The Company’s system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Registration Statement on Form 10 containing the Company’s financial statements for the year ended December 31, 2010.  The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission’s instructions for Form 10-Q, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented.  The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2011.

Note D - Going Concern Uncertainty

The Company has no post-bankruptcy operating history, no cash on hand, no assets and has a business plan with inherent risk.  Because of these factors, the Company’s auditors have issued an audit opinion on the Company’s financial statements which includes a statement describing our going concern status.  This means, in the auditor’s opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

The Company’s majority stockholder currently maintains the corporate status of the Company and has provided all nominal working capital support on the Company's behalf since the bankruptcy discharge date.  Because of the Company's lack of operating assets, its continuance is fully dependent upon the majority stockholder's continuing support.  The majority stockholder intends to continue the funding of nominal necessary expenses to sustain the corporate entity.  However, the Company is at the mercy of future economic trends and business operations for the Company’s majority stockholder to have the resources available to support the Company.  Should this pledge fail to provide financing, the Company has not identified any alternative sources of working capital to support the Company.

SMSA Shreveport Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
March 31, 2011 and December 31, 2010

Note D - Going Concern Uncertainty - Continued

The Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.  Further, the Company faces considerable risk in it’s business plan and a potential shortfall of funding due to our inability to raise capital in the equity securities market.  If no additional operating capital is received during the next twelve months, the Company will be forced to rely on existing cash in the bank and additional funds loaned by management and/or significant stockholders.

The Company’s business plan is to seek an acquisition or merger with a private operating company which offers an opportunity for growth and possible appreciation of our stockholders’ investment in the then issued and outstanding common stock.  However, there is no assurance that the Company will be able to successfully consummate an acquisition or merger with a private operating company or, if successful, that any acquisition or merger will result in the appreciation of our stockholders’ investment in the then outstanding common stock.

The Company remains dependent upon additional external sources of financing; including being dependent upon its management and/or significant stockholders to provide sufficient working capital in excess of the Company’s initial capitalization to preserve the integrity of the corporate entity.

The Company anticipates offering future sales of equity securities.  However, there is no assurance that the Company will be able to obtain additional funding through the sales of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

The Company’s Articles of Incorporation authorize the issuance of up to 10,000,000 shares of preferred stock and 100,000,000 shares of common stock.  The Company’s ability to issue preferred stock may limit the Company’s ability to obtain debt or equity financing as well as impede potential takeover of the Company, which takeover may be in the best interest of stockholders.  The Company’s ability to issue these authorized but unissued securities may also negatively impact our ability to raise additional capital through the sale of our debt or equity securities.

It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.  However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist.  There is no legal obligation for either management or significant stockholders to provide additional future funding.

In such a restricted cash flow scenario, the Company would be unable to complete its business plan steps, and would, instead, delay all cash intensive activities.  Without necessary cash flow, the Company may become dormant during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.

While the Company is of the opinion that good faith estimates of the Company’s ability to secure additional capital in the future to reach its goals have been made, there is no guarantee that the Company will receive sufficient funding to sustain operations or implement any future business plan steps.

Note E - Summary of Significant Accounting Policies

1.	Cash and cash equivalents

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2.	Reorganization costs

The Company has adopted the provisions of provisions required by the Start-Up Activities topic of the FASB Accounting Standards Codification whereby all costs incurred with the incorporation and reorganization of the Company were charged to operations as incurred.

SMSA Shreveport Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
March 31, 2011 and December 31, 2010

Note E - Summary of Significant Accounting Policies - Continued

3.	Income taxes

The Company files income tax returns in the United States of America and various states, as appropriate and applicable.  As a result of the Company’s bankruptcy action, the Company is no longer subject to U.S. federal, state and local, as applicable, income tax examinations by regulatory taxing authorities for any period prior to August 1, 2008.  The Company does not anticipate any examinations of returns filed for periods ending after August 1, 2008.

The Company uses the asset and liability method of accounting for income taxes.  At March 31, 2011 and December 31, 2010, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals, as well as the potential impact of any net operating loss carryforwards (s) and their potential utilization.

The Company has adopted the provisions required by the Income Taxes topic of the FASB Accounting Standards Codification.  The Codification Topic requires the recognition of potential liabilities as a result of management’s acceptance of potentially uncertain positions for income tax treatment on a “more-likely-than-not” probability of an assessment upon examination by a respective taxing authority.  As a result of the implementation of Codification’s Income Tax Topic, the Company did not incur any liability for unrecognized tax benefits.

4.	Income (Loss) per share

Basic earnings (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the respective period presented in our accompanying financial statements.

Fully diluted earnings (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants).

Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company’s net income (loss) position at the calculation date.

As of March 31, 2011 and 2010, respectively, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

5.	Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

Note F - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

SMSA Shreveport Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
March 31, 2011 and December 31, 2010

Note F - Fair Value of Financial Instruments - Continued

Interest rate risk is the risk that the Company’s earnings are subject to fluctuations in interest rates on either investments or on debt and is fully dependent upon the volatility of these rates.  The Company does not use derivative instruments to moderate its exposure to interest rate risk, if any.

Financial risk is the risk that the Company’s earnings are subject to fluctuations in interest rates or foreign exchange rates and are fully dependent upon the volatility of these rates.  The Company does not use derivative instruments to moderate its exposure to financial risk, if any.

Note G - Related Party Transactions

The Plan provides that all costs and expenses associated with or related to our reincorporation in the State of Nevada, any subsequent mergers or business combination transactions, issuance of the Plan Shares, any filings with the U. S. Securities and Exchange Commission or other regulatory bodies, our operating expenses (including circumstantial use of office equipment and administrative services), in addition to providing assistance with formulating the structure of any proposed business combination transaction is the responsibility of Halter Financial Group, Inc. (HFG), an entity controlled by the Company’s sole officer and director and the Company’s controlling stockholder.  The Plan also states that HFG is not entitled to receive any repayment of such expenses prior to, or as a conditions of, a merger or acquisition.

HFG managed the $1,000 in cash transferred from the bankruptcy creditor’s trust on our behalf until exhausted and has contributed approximately $6,300 and $11,059 during the three months ended March 31, 2011 and the year ended December 31, 2010, respectively, to support our operations.  The contributed capital has been reflected as a component of additional paid-in capital in the accompanying balance sheet.

Note H - Income Taxes

The components of income tax (benefit) expense for each of the three month periods ended March 31, 2011 and 2010 and for the period from August 1, 2007 (date of bankruptcy settlement) through March 31, 2011 are as follows:

Period from
August 1, 2007
(date of
bankruptcy
	Three months	Three months	settlement)
	ended	ended	through
	March 31,	March 31,	March 31,
	2011	2010	2011

Federal:
Current	$-	$-	$-
Deferred	-	-	-
	-	-	-
State:
Current	-	-	-
Deferred	-	-	-
	-	-	-

Total	$-	$-	$-

As of March 31, 2011, the Company has a net operating loss carryforward of approximately $18,700 to offset future taxable income.  The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

SMSA Shreveport Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
March 31, 2011 and December 31, 2010

Note H - Income Taxes - Continued

The Company's income tax expense (benefit) for each of the three month periods ended March 31, 2011 and 2010 and for the period from August 1, 2007 (date of bankruptcy settlement) through March 31, 2011 varied from the statutory rate of 34% as follows:

			Period from
			August 1, 2007
			(date of
			bankruptcy
	Three months	Three months	settlement)
	ended	ended	through
	March 31,	March 31,	March 31,
	2011	2010	2011

Statutory rate applied to
income before income taxes	$(2,200)	$-	$(6,400)
Increase (decrease) in income
taxes resulting from:
State income taxes	-	-	-
Other, including reserve
for deferred tax asset and
application of net operating
loss carryforward	2,200	-	6,400

Income tax expense	$-	$-	$-

The Company’s only temporary difference due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, as of March 31, 2011 and December 31, 2010, respectively, relate solely to the Company’s net operating loss carryforward(s).  This difference gives rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of March 31, 2011 and December 31, 2010, respectively:

	March 31,	December 31,
	2011	2010

Deferred tax assets
Net operating loss carryforwards	$2,200	$4,200
Less valuation allowance	(2,200)	(4,200)

Net Deferred Tax Asset	$-	$-

During the three months ended March 31, 2011 and the year ended December 31, 2010, respectively, the valuation allowance for the deferred tax asset increased by approximately $2,200 and $1,900.

Note I - Capital Stock Transactions

Pursuant to the Plan affirmed by the U. S. Bankruptcy Court - Northern District of Texas - Dallas Division, the Company will issue a sufficient number of Plan shares to meet the requirements of the Plan.  Such number was estimated in the Plan to be approximately 500,000 Plan Shares relative to each Post Confirmation Debtor.

As provided in the Plan, 80.0% of the Plan Shares of the Company were issued to HFG.  In exchange for the release of its Allowed Administrative Claims and for the performance of certain services and the payment of certain fees related to the anticipated reverse merger or acquisition transactions described in the Plan.  The remaining 20.0% of the Plan Shares of the Company were issued to other holders of various claims as defined in the Plan.

SMSA Shreveport Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
March 31, 2011 and December 31, 2010

Note I - Capital Stock Transactions - Continued

Based upon the calculations provided by the Creditor’s Trustee, the Company issued an aggregate 525,034 shares of the Company’s “new” common stock to all unsecured creditors and the controlling stockholder in settlement of all unpaid pre-confirmation obligations of the Company and/or the bankruptcy trust.

Effective May 3, 2010, HFG transferred its 415,960 Plan Shares to Halter Financial Investments, L.P. (“HFI”),  a Texas limited partnership controlled by Timothy P. Halter, who is also the controlling officer of HFG.

Note J - Subsequent Events

Management has evaluated all activity of the Company through May 11, 2011 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

Part I - Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(1)	Caution Regarding Forward-Looking Information

Certain statements contained in this quarterly filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; the ability to attract and retain qualified personnel; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this Form 10-Q and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

(2)	General

SMSA Shreveport Acquisition Corp. (“Company”) was organized on May 3, 2010 as a Nevada corporation to effect the reincorporation of Senior Management Services of Shreveport, LLC, a Texas limited liability company, mandated by the plan of reorganization discussed below.

The Company’s emergence from Chapter 11 of Title 11 of the United States Code on August 1, 2007 created the combination of a change in majority ownership and voting control - that is, loss of control by the then-existing stockholders, a court-approved reorganization, and a reliable measure of the entity’s fair value - resulting in a fresh start, creating, in substance, a new reporting entity.  Accordingly, the Company, post bankruptcy, has no significant assets, liabilities or operating activities.  Therefore, the Company, as a new reporting entity, qualifies as a “development stage enterprise” as defined in Development Stage Entities topic of the FASB Accounting Standards Codification and as a shell company as defined in Rule 405 under the Securities Act of 1933, as amended (“Securities Act’), and Rule 12b-2 under the Securities Exchange Act of 1934, as amended (“Exchange Act”).  As a shell company, we have no operations and no or nominal assets.  Our principal office is located at 174 FM 1830, Argyle, TX 76226 and our telephone number is (972) 233-0300.

In accordance with the confirmed plan of reorganization, our current business plan is to seek to identify a privately-held operating company desiring to become a publicly held company by merging with the Company through a reverse merger or acquisition.

(3)	Results of Operations

The Company had no revenue for either of the three month periods ended March 31, 2011 and 2010 or for the period from August 1, 2007 (date of bankruptcy settlement) through March 31, 2011.

General and administrative expenses for the respective three month periods ended March 31, 2011 and 2010 were approximately $6,300 and $-0-.  These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of periodic reports pursuant to the Exchange Act.

It is anticipated that future expenditure levels will fluctuate as the Company complies with its periodic reporting requirements and implements its business plan.

Earnings per share for the three months ended March 31, 2011 and 2010 and for the period from August 1, 2007 (date of bankruptcy settlement) through March 31, 2011 were approximately $(0.01), $(0.00) and $(0.04) based on the weighted-average shares issued and outstanding.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Exchange Act unless and until such time that the Company’s executes upon its current business plan.

(4)	Liquidity and Capital Resources

At March 31, 2011 and December 31, 2010, the Company had working capital of approximately $-0- and $-0-, respectively.

The Company currently has no cash on hand, no operating assets and a business plan with inherent risk.  Because of these factors, the Company’s auditors have issued an audit opinion on the Company’s financial statements which includes a statement describing our going concern status.  This means, in the auditor’s opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

In accordance with the confirmed plan of reorganization, our current business plan is to seek to identify a privately-held operating company desiring to become a publicly held company by merging with the Company through a reverse merger or acquisition.

It is the belief of management and significant stockholders that they will provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.   However, there is no legal obligation for either management or significant stockholders to provide additional future funding.  Further, the Company is at the mercy of future economic trends and business operations for the Company’s majority stockholder to have the resources available to support the Company.  Should this pledge fail to provide financing, the Company has not identified any alternative sources.  Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

Regardless of whether the Company’s cash assets prove to be inadequate to meet the Company’s operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

(5)	Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”).  GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported.  These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition.  We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note E of our financial statements.  While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates.  Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

(6)      Effect of Climate Change Legislation

The Company currently has no known or identified exposure to any current or proposed climate change legislation which could negatively impact the Company’s operations or require capital expenditures to become compliant.  Additionally, any currently proposed or to-be-proposed-in-the-future legislation concerning climate change activities, business operations related thereto or a publicly perceived risk associated with climate change could, potentially, negatively impact the Company’s efforts to identify an appropriate target company which may wish to enter into a business combination transaction with the Company.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

In future periods, the Company may become subject to certain market risks, including changes in interest rates and currency exchange rates.  At the present time, the Company has no identified exposure and does not undertake any specific actions to limit exposures, if any.

Item 4 - Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive and Financial Officer (Certifying Officer), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Exchange Act as of the end of the period covered by this Annual Report.  Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Certifying Officer, as appropriate, to allow timely decisions regarding required disclosure.  Based upon that evaluation, our Certifying Officer concluded that as of such date, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the time periods specified by the SEC due to a inherent weakness in our internal controls over financial reporting due to our status as a shell corporation and having a sole officer and director.  However, our Certifying Officer believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the respective periods presented.

(b)	Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1 - Legal Proceedings
None

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3 - Defaults Upon Senior Securities
None

Item 4 - (Removed and Reserved)

Item 5 - Other Information
None

Item 6 - Exhibits
31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMSA Shreveport Acquisition Corp.

Dated: May 11, 2011	/s/ Timothy P. Halter
Timothy P. Halter
President, Chief Executive Officer,
Chief Financial Officer and Sole Director