Form 10-Q
period 2011-06-30
SMSA SHREVEPORT ACQUISITION CORP
filed 2011-08-08
CIK 1501643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _____________

Commission File Number: 000-54169

SMSA Shreveport Acquisition Corp.
(Exact name of registrant as specified in its charter)
Nevada	27-3462958
(State of incorporation)	(IRS Employer ID Number)
12890 Hilltop Road, Argyle, TX 76226
(Address of principal executive offices)

(972) 233-0300
(Issuer's telephone number)

174 FM 1830, Argyle, TX 76226
(Former name or former address, if changed since last report)

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
YES  ☒  NO  ☐

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:August 1, 2011: 525,034

Transitional Small Business Disclosure Format (check one):    YES  ☐  NO ☒

SMSA Shreveport Acquisition Corp.

Form 10-Q for the Quarter ended June 30, 2011

Part I - Financial Information
Item 1 - Financial Statements

SMSA Shreveport Acquisition Corp.
(a development stage company)
Balance Sheets
June 30, 2011 and December 31, 2010

	(Unaudited)	(Audited)
	June 30,	December 31,
	2011	2010

ASSETS
Current Assets
Cash on hand and in bank	$-	$-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable - trade	$-	$-

Total Liabilities	-	-

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value
10,000,000 shares authorized.
None issued and outstanding	-	-
Common stock - $0.001 par value.
100,000,000 shares authorized.
525,034 shares issued and outstanding	525	525
Additional paid-in capital	19,761	11,882
Deficit accumulated during the development stage	(20,286)	(12,407)

Total Stockholders' Equity (Deficit)	-	-

Total Liabilities and Stockholders’ Equity (Deficit)	$-	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

SMSA Shreveport Acquisition Corp.
(a development stage company)
Statements of Operations and Comprehensive Loss
Six and Three months ended June 30, 2011 and 2010 and
Period from August 1, 2007 (date of bankruptcy settlement) through June 30, 2011

(Unaudited)

					Period from
					August 1, 2007
					(date of
					bankruptcy
	Six months	Six months	Three months	Three months	settlement)
	ended	ended	ended	ended	through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010	2011

Revenues	$-	$-	$-	$-	$-

Expenses
Reorganization costs	-	-	-	-	2,874
Professional fees	6,225	-	1,013	-	13,916
Other general and
administrative expenses	1,654	-	564	-	3,496
Total operating expenses	7,879	-	1,577	-	20,286

Loss from operations	(7,879)	-	(1,577)	-	(20,286)

Other Income (Expense)	-	-	-	-	-

Loss before provision
for income taxes	(7,879)	-	(1,577)	-	(20,286)

Provision for income taxes	-	-	-	-	-

Net Loss	(7,879)	-	(1,577)	-	(20,286)

Other
Comprehensive Income	-	-	-	-	-

Comprehensive Loss	$(7,879)	$-	$(1,577)	$-	$(20,286)

Earnings per share of
common stock outstanding
computed on net loss -
basic and fully diluted	$(0.02)	$(0.00)	$(0.00)	$(0.00)	$(0.04)

Weighted-average number
of shares outstanding -
basic and fully diluted	525,034	525,034	525,034	525,034	525,034

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

SMSA Shreveport Acquisition Corp.
(a development stage company)
Statements of Cash Flows
Six months ended June 30, 2011 and 2010 and
Period from August 1, 2007 (date of bankruptcy settlement) through June 30, 2011

(Unaudited)

Period from
August 1, 2007
(date of
bankruptcy
	Six months	Six months	settlement
	ended	ended	through
	June 30,	June 30,	June 30,
	2011	2010	2011

Cash Flows from Operating Activities
Net income (loss) for the period	$(7,879)	$-	$(20,286)
Adjustments to reconcile net loss
to net cash provided by operating activities
Depreciation and amortization	-	-	-
Increase (Decrease) in
Accounts payable and accrued expenses	-	-	-

Net cash used in operating activities	(7,879)	-	(20,286)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Capital contributed to support operations	7,879	-	20,286

Net cash provided by financing activities	7,879	-	20,286

Increase (Decrease) in Cash	-	-	-

Cash at beginning of period	-	-	-

Cash at end of period	$-	$-	$-

Supplemental Disclosure of
Interest and Income Taxes Paid
Interest paid for the year	$-	$-	$-
Income taxes paid for the year	$-	$-	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

SMSA Shreveport Acquisition Corp.
(a development stage company)
Notes to Financial Statements
June 30, 2011 and December 31, 2010

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
June 30, 2011 and December 31, 2010

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
June 30, 2011 and December 31, 2010

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
June 30, 2011 and December 31, 2010

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

Note D - Going Concern Uncertainty

The Company has no post-bankruptcy operating history, no cash on hand, no assets and has a business plan with inherent risk.  Because of these factors, the Company’s auditors have issued an audit opinion on the Company’s annual financial statements which includes a statement describing our going concern status.  This means, in the auditor’s opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

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

The Plan provides that all costs and expenses associated with or related to our reincorporation in the State of Nevada, any subsequent mergers or business combination transactions, issuance of the Plan Shares, any filings with the U. S. Securities and Exchange Commission or other regulatory bodies, our operating expenses (including circumstantial use of office equipment and administrative services), in addition to providing assistance with formulating the structure of any proposed business combination transaction is the responsibility of Halter Financial Group, Inc. (HFG), an entity controlled by the Company’s sole officer and director and the Company’s controlling stockholder.  The Plan also states that HFG is not entitled to receive any repayment of such expenses prior to, or as a condition of, a merger or acquisition.  However, the Company is at the mercy of future economic trends and business operations for the Company’s majority stockholder to have the resources available to support the Company.  Should HFG fail in its obligation to provide working capital, the Company has not identified any alternative sources to support the Company.

SMSA Shreveport Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
June 30, 2011 and December 31, 2010

Note D - Going Concern Uncertainty - Continued

The Company's ultimate continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.  The Company faces considerable risk in it’s business plan and a potential shortfall of funding due the potential inability to raise capital in the equity securities market.  If adequate operating capital and/or cash flows are not received during the next twelve months, the Company could become dormant until such time as necessary funds could be raised or provided as set forth in the Plan.

The Company anticipates future sales or issuances of equity securities to fulfill its business plan.  However, there is no assurance that the Company will be able to obtain additional funding through the sales of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

The Company’s Articles of Incorporation authorize the issuance of up to 10,000,000 shares of preferred stock and 100,000,000 shares of common stock.  The Company’s ability to issue preferred stock may limit the Company’s ability to obtain debt or equity financing as well as impede potential takeover of the Company, which may be in the best interest of stockholders.  The Company’s ability to issue these authorized but unissued securities may also negatively impact our ability to raise additional capital through the sale of our debt or equity securities.

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

The Company uses the asset and liability method of accounting for income taxes.  At June 30, 2011 and December 31, 2010, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals, as well as the potential impact of any net operating loss carryforwards (s) and their potential utilization.

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
June 30, 2011 and December 31, 2010

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

As of June 30, 2011 and 2010, respectively, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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

Note G - Related Party Transactions

The Plan provides that all costs and expenses associated with or related to our reincorporation in the State of Nevada, any subsequent mergers or business combination transactions, issuance of the Plan Shares, any filings with the U. S. Securities and Exchange Commission or other regulatory bodies, our operating expenses (including circumstantial use of office equipment and administrative services), in addition to providing assistance with formulating the structure of any proposed business combination transaction is the responsibility of Halter Financial Group, L. P. (HFG), an entity controlled by the Company’s sole officer and director and the Company’s controlling stockholder.  The Plan also states that HFG is not entitled to receive any repayment of such expenses prior to, or as a conditions of, a merger or acquisition.

HFG managed the $1,000 in cash transferred from the bankruptcy creditor’s trust on our behalf until exhausted and has contributed approximately $7,900 and $11,000 during the six months ended June 30, 2011 and the year ended December 31, 2010, respectively, to support our operations.  The contributed capital has been reflected as a component of additional paid-in capital in the accompanying balance sheet.

SMSA Shreveport Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
June 30, 2011 and December 31, 2010
Note H - Income Taxes

The components of income tax (benefit) expense for each of the six month periods ended June 30, 2011 and 2010 and for the period from August 1, 2007 (date of bankruptcy settlement) through June 30, 2011 are as follows:

Period from
August 1, 2007
(date of
bankruptcy
	Six months	Six months	settlement)
	ended	ended	through
	June 30,	June 30,	June 30,
	2011	2010	2011

Federal:
Current	$-	$-	$-
Deferred	-	-	-
	-	-	-
State:
Current	-	-	-
Deferred	-	-	-
	-	-	-

Total	$-	$-	$-

As of June 30, 2011, the Company has a net operating loss carryforward of approximately $20,000 to offset future taxable income.  The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense (benefit) for each of the six month periods ended June 30, 2011 and 2010 and for the period from August 1, 2007 (date of bankruptcy settlement) through June 30, 2011 varied from the statutory rate of 34% as follows:

			Period from
			August 1, 2007
			(date of
			bankruptcy
	Six months	Six months	settlement)
	ended	ended	through
	June 30,	June 30,	June 30,
	2011	2010	2011

Statutory rate applied to
income before income taxes	$(2,700)	$-	$(6,900)
Increase (decrease) in income
taxes resulting from:
State income taxes	-	-	-
Other, including reserve for
deferred tax asset and application
of net operating loss carryforward	2,700	-	6,900

Income tax expense	$-	$-	$-

The Company’s only temporary difference due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, as of June 30, 2011 and December 31, 2010, respectively, relate solely to the Company’s net operating loss carryforward(s).  This difference gives rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of June 30, 2011 and December 31, 2010, respectively:

	June 30,	December 31,
	2011	2010

Deferred tax assets
Net operating loss carryforwards	$6,900	$4,200
Less valuation allowance	(6,900)	(4,200)

Net Deferred Tax Asset	$-	$-

SMSA Shreveport Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
June 30, 2011 and December 31, 2010

Note H - Income Taxes - Continued

During the six months ended June 30, 2011 and the year ended December 31, 2010, respectively, the valuation allowance for the deferred tax asset increased by approximately $2,700 and $1,900.

Note I - Capital Stock Transactions

Pursuant to the Plan affirmed by the U. S. Bankruptcy Court - Northern District of Texas - Dallas Division, the Company will issue a sufficient number of Plan shares to meet the requirements of the Plan.  Such number was estimated in the Plan to be approximately 500,000 Plan Shares relative to each Post Confirmation Debtor.

As provided in the Plan, 80.0% of the Plan Shares of the Company were issued to HFG in exchange for the release of its Allowed Administrative Claims and for the performance of certain services and the payment of certain fees related to the anticipated reverse merger or acquisition transactions described in the Plan.  The remaining 20.0% of the Plan Shares of the Company were issued to other holders of various claims as defined in the Plan.

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

Note J - Subsequent Events

Management has evaluated all activity of the Company through August 1, 2011 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

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

The Company’s emergence from Chapter 11 of Title 11 of the United States Code on August 1, 2007 created the combination of a change in majority ownership and voting control - that is, loss of control by the then-existing stockholders, a court-approved reorganization, and a reliable measure of the entity’s fair value - resulting in a fresh start, creating, in substance, a new reporting entity.  Accordingly, the Company, post bankruptcy, has no significant assets, liabilities or operating activities.  Therefore, the Company, as a new reporting entity, qualifies as a “development stage enterprise” as defined in Development Stage Entities topic of the FASB Accounting Standards Codification and as a shell company as defined in Rule 405 under the Securities Act of 1933, as amended (“Securities Act’), and Rule 12b-2 under the Securities Exchange Act of 1934, as amended (“Exchange Act”).  As a shell company, we have no operations and no or nominal assets.  Our principal office is located at 12890 Hilltop Road, Argyle, TX 76226 and our telephone number is (972) 233-0300.

In accordance with the confirmed plan of reorganization, our current business plan is to seek to identify a privately-held operating company desiring to become a publicly held company by merging with the Company through a reverse merger or acquisition.

(3)	Results of Operations

The Company had no revenue for either of the six or three month periods ended June 30, 2011 and 2010 or for the period from August 1, 2007 (date of bankruptcy settlement) through June 30, 2011.

General and administrative expenses for the respective six month periods ended June 30, 2011 and 2010 were approximately $7,900 and $-0-.  These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of periodic reports pursuant to the Exchange Act.

It is anticipated that future expenditure levels will fluctuate as the Company complies with its periodic reporting requirements and implements its business plan.

Earnings per share for the six months ended June 30, 2011 and 2010 and for the period from August 1, 2007 (date of bankruptcy settlement) through June 30, 2011 were approximately $(0.02), $(0.00) and $(0.04) based on the weighted-average shares issued and outstanding.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Exchange Act unless and until such time that the Company’s executes upon its current business plan.

(4)	Liquidity and Capital Resources

At June 30, 2011 and December 31, 2010, the Company had working capital of approximately $-0- and $-0-, respectively.

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

Item 4 - Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive and Financial Officer (Certifying Officer), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Exchange Act as of the end of the period covered by this Quarterly Report.  Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Certifying Officer, as appropriate, to allow timely decisions regarding required disclosure.  Based upon that evaluation, our Certifying Officer concluded that as of such date, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the time periods specified by the SEC due to a inherent weakness in our internal controls over financial reporting due to our status as a shell corporation and having a sole officer and director.  However, our Certifying Officer believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the respective periods presented.

(b)	Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1 - Legal Proceedings

None

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 - Defaults Upon Senior Securities

None

Item 4 - (Removed and Reserved)

Item 5 - Other Information

None

Item 6 - Exhibits

31.1    Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1    Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101     Interactive data files pursuant to Rule 405 of Regulation S-T.*
__________________
*To be filed by amendment.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMSA Shreveport Acquisition Corp.

Dated: August 8, 2011	/s/ Timothy P. Halter
Timothy P. Halter
President, Chief Executive Officer,
Chief Financial Officer and Sole Director